Form 10-K
period 2016-03-31
Honda Auto Receivables 2014-3 Owner Trust
filed 2016-06-15
CIK 1615445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

333-183223-08

(Commission File Number of issuing entity)

Honda Auto Receivables 2014-3 Owner Trust

(Exact name of issuing entity specified in its charter)

 Central Index Key Number of issuing entity: 0001615445

333-183223

(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)

 Central Index Key Number of depositor: 0000890975

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

 Central Index Key Number of sponsor: 0000864270

Delaware	47-6367170
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

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

“In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representations and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.”

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)	Item 6, Selected Financial Data
(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

(a)	Item 10, Directors, Executive Officers and Corporate Governance
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

Item 1122 of Regulation AB.    Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing

Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated August 20, 2014, between Honda Auto Receivables 2014-3 Owner Trust and The Bank of New York Mellon, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated August 20, 2014, between American Honda Receivables LLC and Deutsche Bank Trust Company Delaware, as owner trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

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

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, dated August 20, 2014, among Honda Auto Receivables 2014-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 99.2 – Receivables Purchase Agreement, dated August 20, 2014, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 99.3 – Administration Agreement, dated August 20, 2014, among Honda Auto Receivables 2014-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and The Bank of New York Mellon, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 99.4 – Control Agreement, dated August 20, 2014, among American Honda Receivables LLC, Honda Auto Receivables 2014-3 Owner Trust, American Honda Finance Corporation, and The Bank of New York Mellon, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2014-3 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda

Date: June 15, 2016		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated August 20, 2014, between Honda Auto Receivables 2014-3 Owner Trust and The Bank of New York Mellon, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated August 20, 2014, between American Honda Receivables LLC and Deutsche Bank Trust Company Delaware, as owner trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

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

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of The Bank of New York Mellon.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, dated August 20, 2014, among Honda Auto Receivables 2014-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 99.2 – Receivables Purchase Agreement, dated August 20, 2014, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 99.3 – Administration Agreement, dated August 20, 2014, among Honda Auto Receivables 2014-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and The Bank of New York Mellon, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

Exhibit 99.4 – Control Agreement, dated August 20, 2014, among American Honda Receivables LLC, Honda Auto Receivables 2014-3 Owner Trust, American Honda Finance Corporation, and The Bank of New York Mellon, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated August 20, 2014, and filed by the registrant on August 20, 2014.

- 8 -